Form 10-Q
period 1996-06-30
PUBLIC STORAGE PROPERTIES XIV INC
filed 1996-08-13
CIK 869624

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended June 30, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to
                              ----------------    ---------------

Commission File Number 1-10792
                       -------

                       PUBLIC STORAGE PROPERTIES XIV, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


         California                                             95-4300884
- -------------------------------                         ----------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                          Identification Number)

       701 Western Avenue
       Glendale, California                                       91201-2349
- ---------------------------------------                 -----------------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code:             (818) 244-8080
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

The number of shares outstanding of the Company's classes of common stock as of June 30, 1996:

              2,277,118 shares of $.01 par value Series A shares
                232,762 shares of $.01 par value Series B shares 659,494 shares of $.01 par value Series C shares
                ------------------------------------------------

                                      INDEX





                                                                            Page
                                                                            ----

PART I.   FINANCIAL INFORMATION

   Condensed Balance Sheets at June 30, 1996
     and December 31, 1995                                                     2

   Condensed Statements of Income for the three
     and six months ended June 30, 1996 and 1995                               3

   Condensed Statement of Shareholders' Equity for the
     six months ended June 30, 1996                                            4

   Condensed Statements of Cash Flows for the
     six months ended June 30, 1996 and 1995                                   5

   Notes to Condensed Financial Statements                                     6

   Management's Discussion and Analysis of
     Financial Condition and Results of Operations                           7-9

PART II.  OTHER INFORMATION                                                   10

                       PUBLIC STORAGE PROPERTIES XIV, INC.
                            CONDENSED BALANCE SHEETS


                                                                                 June 30,         December 31,
                                                                                   1996               1995
                                                                              -------------       -------------
                                                                               (Unaudited)
                                     ASSETS
                                     ------

Cash and cash equivalents                                                     $  1,517,000          $  949,000
Rent and other receivables                                                          22,000              98,000
Prepaid expenses                                                                   152,000             329,000

Real estate facilities at cost:
      Building, land improvements and equipment                                 30,726,000          30,575,000
      Land                                                                      18,712,000          18,712,000
                                                                              -------------       -------------
                                                                                49,438,000          49,287,000

      Less accumulated depreciation                                            (12,564,000)        (11,869,000)
                                                                              -------------       -------------
                                                                                36,874,000          37,418,000
                                                                              -------------       -------------

Total assets                                                                   $38,565,000         $38,794,000
                                                                               ===========         ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Accounts payable                                                               $   703,000         $   824,000
Dividends payable                                                                  853,000             863,000
Advance payments from renters                                                      328,000             322,000

Shareholders' equity:
      Series A common, $.01 par value,
           3,569,024 shares authorized,
           2,277,118 shares issued and
           outstanding (2,304,218 shares
           issued and outstanding in 1995)                                          23,000              23,000
      Convertible Series B common, $.01 par
           value, 232,762 shares authorized,
           issued and outstanding                                                    2,000               2,000
      Convertible Series C common, $.01 par
           value, 659,494 shares authorized,
           issued and outstanding                                                    7,000               7,000

      Paid-in-capital                                                           40,441,000          40,941,000
      Cumulative income                                                         29,961,000          27,859,000
      Cumulative distributions                                                 (33,753,000)        (32,047,000)
                                                                              -------------       -------------

      Total shareholders' equity                                                36,681,000          36,785,000
                                                                              ------------         -----------

Total liabilities and shareholders' equity                                     $38,565,000         $38,794,000
                                                                              =============       =============


                             See accompanying notes.

                       PUBLIC STORAGE PROPERTIES XIV, INC.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                   Three Months Ended                         Six Months Ended
                                                        June 30,                                  June 30,
                                         -----------------------------------         ---------------------------------
                                               1996                 1995                 1996                 1995
                                         --------------       --------------         ------------        -------------



REVENUES:

Rental income                                $2,196,000           $2,122,000           $4,311,000           $4,182,000
Interest income                                   8,000               14,000               13,000               28,000
                                         --------------       --------------         ------------        -------------

                                              2,204,000            2,136,000            4,324,000            4,210,000
                                         --------------       --------------         ------------        -------------

COSTS AND EXPENSES:

Cost of operations                              592,000              570,000            1,197,000            1,136,000
Management fees
  paid to affiliates                            113,000              123,000              225,000              243,000
Depreciation                                    352,000              352,000              695,000              692,000
Administrative                                   53,000               58,000              105,000              118,000
                                         --------------       --------------         ------------        -------------

                                              1,110,000            1,103,000            2,222,000            2,189,000
                                         --------------       --------------         ------------        -------------

NET INCOME                                   $1,094,000           $1,033,000           $2,102,000           $2,021,000
                                         ==============       ==============         ============        =============

Earnings per share:

  Primary - Series A                             $0.44                 $0.40                $0.85                $0.78
                                         ==============       ==============         ============        =============
  Fully diluted - Series A                       $0.34                 $0.32                $0.66                $0.62
                                         ==============       ==============         ============        =============

Dividends declared per share:

  Series A                                       $0.34                 $0.34                $0.68                $0.68
                                         ==============       ==============         ============        =============
  Series B                                       $0.34                 $0.34                $0.68                $0.68
                                         ==============       ==============         ============        =============

Weighted average common shares outstanding:

  Primary - Series A                          2,277,118            2,380,851            2,282,451            2,393,801
                                         ==============       ==============         ============        =============
  Fully diluted - Series A                    3,169,374            3,273,107            3,174,707            3,286,057
                                         ==============       ==============         ============        =============


                             See accompanying notes.

                       Public Storage Properties XIV, Inc.
                   Condensed Statement of Shareholders' Equity
                                   (Unaudited)


                                                                Convertible        Convertible                       Cumulative
                                           Series A               Series B          Series C          Paid-in          Net
                                     Shares      Amount      Shares    Amount    Shares   Amount       Capital        Income
                                    ---------    -------    -------   ------    -------  ------    -----------     -----------

Balances at December 31, 1995       2,304,218    $23,000    232,762   $2,000    659,494  $7,000    $40,941,000     $27,859,000


Net income                                 -          -          -        -          -        -             -        2,102,000
Repurchase of shares                  (27,100)        -          -        -          -        -       (500,000)              -

Cash distributions declared:
 $.68 per share - Series A                 -          -          -        -          -        -             -                -
 $.68 per share - Series B                 -          -          -        -          -        -             -                -
                                    ---------    -------    -------   ------    -------  ------    -----------     -----------

Balances at June 30, 1996           2,277,118    $23,000    232,762   $2,000    659,494  $7,000    $40,441,000     $29,961,000
                                    =========    =======    =======   ======    =======  ======    ===========     ===========



                                                         Total
                                      Cumulative     Shareholders'
                                     Distributions       Equity
                                    -------------    -----------


Balances at December 31, 1995       ($32,047,000)    $36,785,000

Net income                                     -       2,102,000
Repurchase of shares                           -        (500,000)

Cash distributions declared:
 $.68 per share - Series A            (1,548,000)     (1,548,000)
 $.68 per share - Series B              (158,000)       (158,000)
                                    -------------    -----------

Balances at June 30, 1996           ($33,753,000)    $36,681,000
                                    ============     ===========


                             See accompanying notes.

                       PUBLIC STORAGE PROPERTIES XIV, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                 -----------------------------------
                                                                                     1996                   1995
                                                                                 -------------         -------------

Cash flows from operating activities:
      Net income                                                                    $2,102,000           $2,021,000

      Adjustments to  reconcile  net
          income to net cash  provided
          by  operating activities:

        Depreciation                                                                   695,000              692,000
        Decrease (increase) in rent and other receivables                               76,000               (4,000)
        Increase in prepaid expenses                                                    (9,000)               -
        Amortization of prepaid management fees                                        186,000                -
        Decrease in accounts payable                                                  (121,000)             (19,000)
        Increase (decrease) in advance payments from renters                             6,000               (3,000)
                                                                                 -------------         -------------

           Total adjustments                                                           833,000              666,000
                                                                                  ------------          -----------

           Net cash provided by operating activities                                 2,935,000            2,687,000
                                                                                 -------------         -------------

Cash flows from investing activities:

      Additions to real estate facilities                                             (151,000)             (58,000)
                                                                                 -------------         -------------

           Net cash used in investing activities                                      (151,000)             (58,000)
                                                                                 -------------         -------------

Cash flows from financing activities:

      Distributions paid to shareholders                                            (1,716,000)          (1,798,000)
      Purchase of Company Series A common stock                                       (500,000)            (899,000)
                                                                                 -------------         -------------

           Net cash used in financing activities                                    (2,216,000)          (2,697,000)
                                                                                 -------------         -------------

Net increase (decrease) in cash
  and cash equivalents                                                                 568,000              (68,000)

Cash and cash equivalents at
  the beginning of the period                                                          949,000            1,540,000
                                                                                 -------------         -------------

Cash and cash equivalents at
  the end of the period                                                             $1,517,000           $1,472,000
                                                                                 =============         =============



                             See accompanying notes.
                                        5


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

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Company's financial position at June 30, 1996 and December 31, 1995, the results of its operations for the three and six months ended June 30, 1996 and 1995 and its cash flows for the six months then ended.

3. The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results expected for the full year.

4. In February 1996, the Company's Board of Directors authorized the Company to obtain a line of credit facility for a maximum of $2,500,000 for working capital purposes, including the repurchase of the Company's stock.

     In March 1996, the Company obtained an unsecured revolving credit facility with a bank for borrowings up to $2,500,000. Outstanding borrowings on the credit facility which, at the Company's option, bear interest at either the bank's prime rate plus .25% or the bank's LIBOR rate plus 2.25%, will convert to a term loan on December 31, 1998. Interest is payable monthly. Commencing on January 31, 1999, principal will be payable monthly in eleven installments equal to one forty-eighth of the outstanding principal amount of the line of credit on December 31, 1998. On December 31, 1999, the remaining unpaid principal and interest is due and payable. There was no outstanding balance on the credit facility at June 30, 1996.

5. In 1995, the Company prepaid eight months of 1996 management fees at a total cost of $248,000. The Company expensed $186,000 of the 1996 prepaid management fees for the six months ended June 30, 1996. The balance of prepaid management fees, $62,000, is included in prepaid expenses in the Balance Sheet at June 30, 1996.

                       PUBLIC STORAGE PROPERTIES XIV, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The  following  is   management's   discussion   and  analysis  of  certain
significant factors occurring during the periods presented in the accompanying Condensed Financial Statements.

Results of Operations.
- ----------------------

     The Company's net income for the six months ended June 30, 1996 and 1995 was $2,102,000 and $2,021,000, respectively, representing an increase of $81,000 or 4%. Net income was $1,094,000 and $1,033,000 for the three months ended June 30, 1996 and 1995, respectively, representing an increase of $61,000 or 6%. The increases are primarily the result of increases in property net operating income (rental income less cost of operations, management fees paid to affiliates and depreciation expense) at the Company's mini-warehouse operations.

     Rental income for the six months ended June 30, 1996 and 1995 was $4,311,000 and $4,182,000, respectively, representing an increase of $129,000 or 3%. Rental income for the three months ended June 30, 1996 and 1995 was $2,196,000 and $2,122,000, respectively, representing an increase of $74,000 or 3%. These increases are primarily due to an increase in rental rates at a majority of the Company's mini-warehouse operations. The Company's business park operations showed decreases in rental income of approximately $1,000 and $18,000 for the three and six months ended June 30, 1996 over 1995, respectively. These decreases are mainly attributable to a decrease in occupancy levels at the Company's Torrance, California business park.

     The Company's mini-warehouse operations had weighted average occupancy levels of 94% and 93% for the six month periods ended June 30, 1996 and 1995, respectively. The Company's business park operations had weighted average occupancy levels of 92% and 97% for the six month periods ended June 30, 1996 and 1995, respectively.

     Cost of operations (including management fees paid to affiliates and depreciation expense) for the six months ended June 30, 1996 and 1995 was $2,117,000 and $2,071,000, respectively, representing an increase of $46,000 or 2%. Cost of operations for the three months ended June 30, 1996 and 1995 was $1,057,000 and $1,045,000, respectively, representing an increase of $12,000 or 1%. These increases are primarily attributable to increases in payroll expense, advertising and repairs and maintenance costs. The increase in repairs and maintenance costs is primarily due to an increase in snow removal costs associated with higher than normal snow levels experienced at the Company's mini-warehouse properties in the eastern states offset by a decrease in costs associated with storm damage sustained in early 1995 at the Company's Torrance, California business park.

     In 1995, the Company prepaid eight months of 1996 management fees on its mini-warehouse operations (based on the management fees for the comparable period during the calendar year immediately preceding the prepayment) discounted at the rate of 14% per year to compensate for early payment. During the six month period ended June 30, 1996, the Company expensed $186,000 of prepaid management fees. The amount is included in management fees paid to affiliates in the condensed statements of income. As a result of the prepayment, the Company saved approximately $26,000 in management fees, based on the management fees that would have been payable on rental income generated in the six months ended June 30, 1996 compared to the amount prepaid.

Liquidity and Capital Resources.
- --------------------------------

     Cash flows from operating activities ($2,935,000 in 1996) and cash reserves were sufficient to meet all current obligations and distributions of the Company during the six months ended June 30, 1996. Management expects cash flows from operating activities will be sufficient to fund capital expenditures and quarterly distributions.

     In March 1996, the Company obtained an unsecured revolving credit facility with a bank for borrowings up to $2,500,000. Outstanding borrowings on the credit facility which, at the Company's option, bear interest at either the bank's prime rate plus .25% or the bank's LIBOR rate plus 2.25%, will convert to a term loan on December 31, 1998. Interest is payable monthly. Commencing on January 31, 1999, principal will be payable monthly in eleven installments equal to one-forty eighth of the outstanding principal amount of the line of credit on December 31, 1998. On December 31, 1999, the remaining unpaid principal and interest is due and payable. There was no outstanding balance on the credit facility at June 30, 1996.

     The Company's Board of Directors has authorized the Company to purchase up to 600,000 shares of Series A common stock. As of June 30, 1996, the Company had repurchased 399,650 shares of Series A common stock, of which 27,100 were purchased in the first quarter of 1996. No shares were repurchased in the second quarter of 1996, however, share repurchases are expected to continue in the third quarter.

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

Supplemental Information.
- -------------------------

     The Company's funds from operations ("FFO") is defined generally by the National Association of Real Estate Investment Trusts as net income before loss on early extinguishment of debt and gain on disposition of real estate, plus depreciation and amortization. FFO for the six months ended June 30, 1996 and 1995 was $2,797,000 and $2,713,000, respectively. FFO for the three months ended June 30, 1996 and 1995 was $1,446,000 and $1,385,000, respectively. FFO is a supplemental performance measure for equity Real Estate Investment Trusts used by industry analysts. FFO does not take into consideration principal payments on debt, capital improvements, distributions and other obligations of the Company. The only depreciation or amortization that is added to income to derive FFO is depreciation and amortization directly related to physical real estate. All depreciation and amortization reported by the Company relates to physical real estate and does not include any depreciation or amortization related to goodwill, deferred financing costs or other intangibles. FFO is not a substitute for the Company's net cash provided by operating activities or net income computed in accordance with generally accepted accounting principles, as a measure of liquidity or operating performance.

                           PART II. OTHER INFORMATION


ITEMS 1 through 5 are inapplicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (A)  EXHIBITS:  The following exhibit is included herein:

              (27) Financial Data Schedule

         (B)  REPORTS ON FORM 8-K

              None


                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           DATED: August 13, 1996


                           PUBLIC STORAGE PROPERTIES XIV, INC.




                           BY:     /s/ Ronald L. Havner, Jr.
                                   -------------------------
                                   Ronald L. Havner, Jr.
                                   Senior Vice President and
                                    Chief Financial Officer