Form 10-Q
period 1996-09-30
PUBLIC STORAGE PROPERTIES XIV INC
filed 1996-11-13
CIK 869624

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the period ended September 30, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to
                              -----------------  -----------------

Commission File Number 1-10792
                       -------

                       PUBLIC STORAGE PROPERTIES XIV, INC.
                   -------------------------------------------
             (Exact name of registrant as specified in its charter)


        California                                                  95-4300884
--------------------------------                            ------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                          Identification Number)

       701 Western Avenue
      Glendale, California                                          91201-2349
--------------------------------                            ------------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code:             (818) 244-8080
                                                            ------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X No
                                       ---  ---

The number of shares outstanding of the Company's classes of common stock as of September 30, 1996:

               2,263,218 shares of $.01 par value Series A shares
                232,762 shares of $.01 par value Series B shares 659,494 shares of $.01 par value Series C shares
              ----------------------------------------------------

                                      INDEX


                                                                       Page
                                                                       ----
PART I.   FINANCIAL INFORMATION

  Condensed Balance Sheets at September 30, 1996
   and December 31, 1995                                                  2

  Condensed Statements of Income for the three
   and nine months ended September 30, 1996 and 1995                      3

  Condensed Statement of Shareholders' Equity for the
   nine months ended September 30, 1996                                   4

  Condensed Statements of Cash Flows for the
   nine months ended September 30, 1996 and 1995                          5

  Notes to Condensed Financial Statements                                 6

  Management's Discussion and Analysis of
   Financial Condition and Results of Operations                        7-9


PART II.  OTHER INFORMATION                                              10

                       PUBLIC STORAGE PROPERTIES XIV, INC.
                            CONDENSED BALANCE SHEETS


                                                                            September 30,          December 31,
                                                                                1996                   1995
                                                                          ----------------       ---------------
                                                                             (Unaudited)
                                     ASSETS
                                     ------

Cash and cash equivalents                                                     $ 1,931,000          $    949,000
Rent and other receivables                                                         51,000                98,000
Prepaid expenses                                                                   99,000               329,000

Real estate facilities at cost:
   Building, land improvements and equipment                                   30,712,000            30,575,000
   Land                                                                        18,712,000            18,712,000
                                                                               49,424,000            49,287,000
                                                                          ----------------       ---------------
   Less accumulated depreciation                                              (12,839,000)          (11,869,000)
                                                                          ----------------       ---------------
                                                                               36,585,000            37,418,000
                                                                          ----------------       ---------------
Total assets                                                                  $38,666,000           $38,794,000
                                                                          ================       ===============
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Accounts payable                                                              $   717,000           $   824,000
Dividends payable                                                                 849,000               863,000
Advance payments from renters                                                     316,000               322,000

Shareholders' equity:
   Series A common, $.01 par value,
     3,569,024  shares authorized.
     2,263,218 shares issued and
     outstanding (2,304,218 shares
     issued and outstanding in 1995)                                               23,000                23,000
   Convertible Series B common, $.01 par
     value, 232,762 shares
     authorized, issued and outstanding                                             2,000                 2,000
   Convertible Series C common, $.01 par
     value, 659,494 shares
     authorized, issued and outstanding                                             7,000                 7,000

   Paid-in-capital                                                             40,170,000            40,941,000
   Cumulative income                                                           31,184,000            27,859,000
   Cumulative distributions                                                   (34,602,000)          (32,047,000)
                                                                          ----------------       ---------------

   Total shareholders' equity                                                  36,784,000            36,785,000
                                                                          ----------------       ---------------

Total liabilities and shareholders' equity                                    $38,666,000           $38,794,000
                                                                          ================       ===============

                            See accompanying notes.
                                       2

                       PUBLIC STORAGE PROPERTIES XIV, INC.
                         CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                      Three Months Ended                        Nine Months Ended
                                                        September 30,                             September 30,
                                               ---------------------------------        ---------------------------------
                                                  1996                 1995                 1996                 1995
                                               -------------    ----------------        -------------     ---------------

REVENUES:

Rental income                                    $2,259,000           $2,153,000           $6,570,000          $6,335,000
Interest income                                      16,000               14,000               29,000              42,000
                                               -------------    ----------------        -------------     ---------------
                                                  2,275,000            2,167,000            6,599,000           6,377,000
                                               -------------    ----------------        -------------     ---------------
COSTS AND EXPENSES:

Cost of operations                                  505,000              488,000            1,702,000           1,624,000
Management fees paid to affiliates                  120,000              125,000              345,000             368,000
Depreciation                                        364,000              354,000            1,059,000           1,046,000
Administrative                                       63,000               70,000              168,000             188,000
                                               -------------    ----------------        -------------     ---------------
                                                  1,052,000            1,037,000            3,274,000           3,226,000
                                               -------------    ----------------        -------------     ---------------

NET INCOME                                       $1,223,000           $1,130,000           $3,325,000          $3,151,000
                                               =============    ================        =============     ===============

Earnings per share:

   Primary - Series A                                $0.51                $0.45                $1.36                $1.23
                                               =============    ================        =============     ===============
   Fully diluted - Series A                          $0.39                $0.34                $1.05                $0.96
                                               =============    ================        =============     ===============

Dividends declared per share:

   Series A                                          $0.34                $0.34                $1.02                $1.02
                                               =============    ================        =============     ===============
   Series B                                          $0.34                $0.34                $1.02                $1.02
                                               =============    ================        =============     ===============

Weighted average common
  shares outstanding:

  Primary - Series A                             2,268,518            2,348,051            2,277,807            2,378,551
                                               =============    ================        =============     ===============
  Fully diluted - Series A                       3,160,774            3,240,307            3,170,063            3,270,807
                                               =============    ================        =============     ===============

                            See accompanying notes.

                       Public Storage Properties XIV, Inc.
                   Condensed Statement of Shareholders' Equity
                                   (Unaudited)

                                                               Convertible              Convertible
                                         Series A                Series B                Series C              Paid-in
                                    Shares      Amount       Shares      Amount      Shares      Amount        Capital
                                    ------      ------       ------      ------      ------      ------       ---------
Balances at December 31, 1995      2,304,218     $23,000      232,762      $2,000     659,494      $7,000     $40,941,000

Net income                                 -           -            -           -           -           -               -
Repurchase of shares                 (41,000)          -            -           -           -           -        (771,000)

Cash distributions declared:
   $1.02 per share - Series A              -           -            -           -           -           -               -
   $1.02 per share - Series B              -           -            -           -           -           -               -
                                    --------   ---------     --------     -------     -------     --------    -----------

Balances at September 30, 1996     2,263,218     $23,000      232,762      $2,000     659,494      $7,000     $40,170,000
                                   =========   ==========    ========     =======     =======     ========    ===========

                       Public Storage Properties XIV, Inc.
                   Condensed Statement of Shareholders' Equity
                                   (Unaudited)

                                       Cumulative                         Total
                                         Net          Cumulative     Shareholders'
                                        Income       Distributions       Equity
                                     -----------    -------------   ---------------
Balances at December 31, 1995         $27,859,000    ($32,047,000)     $36,785,000

Net income                              3,325,000               -        3,325,000
Repurchase of shares                            -               -         (771,000)

Cash distributions declared:
   $1.02 per share - Series A                   -      (2,318,000)      (2,318,000)
   $1.02 per share - Series B                   -        (237,000)        (237,000)
                                      ------------   --------------  ----------------

Balances at September 30, 1996        $31,184,000    ($34,602,000)     $36,784,000
                                      ============   ==============  ================

                           See accompanying notes.

                       PUBLIC STORAGE PROPERTIES XIV, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                               Nine Months Ended
                                                                                                 September 30,
                                                                                   ----------------------------------------
                                                                                          1996                   1995
                                                                                   --------------------     ---------------
Cash flows from operating activities:

   Net income                                                                            $3,325,000            $3,151,000

   Adjustments to reconcile net income to net cash provided by operating activities:

   Depreciation                                                                           1,059,000             1,046,000
   Decrease (increase) in rent and other receivables                                         47,000               (13,000)
   Increase in prepaid expenses                                                             (18,000)                    -
   Amortization of prepaid management fees                                                  248,000                     -
   (Decrease) increase in accounts payable                                                 (107,000)              150,000
   Decrease in advance payments from renters                                                 (6,000)               (6,000)
                                                                                   --------------------     ---------------

     Total adjustments                                                                    1,223,000             1,177,000
                                                                                   --------------------     ---------------

     Net cash provided by operating activities                                            4,548,000             4,328,000
                                                                                   --------------------     ---------------
Cash flows from investing activities:

   Additions to real estate facilities                                                     (226,000)             (128,000)
                                                                                   --------------------     ---------------
     Net cash used in investing activities                                                 (226,000)             (128,000)
                                                                                   --------------------     ---------------
Cash flows from financing activities:

   Distributions paid to shareholders                                                    (2,569,000)           (2,684,000)
   Purchase of Company Series A common stock                                               (771,000)           (1,467,000)
                                                                                   --------------------     ---------------

     Net cash used in financing activities                                               (3,340,000)           (4,151,000)
                                                                                   --------------------     ---------------

Net increase in cash and cash equivalents                                                   982,000                49,000

Cash and cash equivalents at the beginning of the period                                    949,000             1,540,000
                                                                                   --------------------     ---------------
Cash and cash equivalents at the end of the period                                       $1,931,000            $1,589,000
                                                                                   ====================     ===============

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

2. In the opinion of management, the accompanying unaudited condensed financial statements reflect all adjustments, consisting of only normal accruals, necessary to present fairly the Company's financial position at September 30, 1996 and December 31, 1995, the results of its operations for the three and nine months ended September 30, 1996 and 1995 and its cash flows for the nine months then ended.

3. The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results expected for the full year.

4. In March 1996, the Company obtained an unsecured revolving credit facility with a bank for borrowings up to $2,500,000. Outstanding borrowings on the credit facility which, at the Company's option, bear interest at either the bank's prime rate plus .25% or the bank's LIBOR rate plus 2.25%, will convert to a term loan on December 31, 1998. Interest is payable monthly. Commencing on January 31, 1999, principal will be payable monthly in eleven installments equal to one forty-eighth of the outstanding principal amount of the line of credit on December 31, 1998. On December 31, 1999, the remaining unpaid principal and interest is due and payable. There was no outstanding balance on the credit facility at September 30, 1996.

5. In 1995, the Company prepaid eight months of 1996 management fees at a total cost of $248,000. The amount has been expensed as management fees paid to affiliate during the nine months ended September 30, 1996.

                       PUBLIC STORAGE PROPERTIES XIV, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The  following  is   management's   discussion   and  analysis  of  certain
significant factors occurring during the periods presented in the accompanying Condensed Financial Statements.

RESULTS OF OPERATIONS.
----------------------

     The Company's net income for the nine months ended September 30, 1996 and 1995 was $3,325,000 and $3,151,000, respectively, representing an increase of $174,000 or 5%. Net income was $1,223,000 and $1,130,000 for the three months ended September 30, 1996 and 1995, respectively, representing an increase of $93,000 or 8%. These increases are primarily the result of increases in property net operating income (rental income less cost of operations, management fees paid to affiliates and depreciation expense).

     Rental income for the nine months ended September 30, 1996 and 1995 was $6,570,000 and $6,335,000, respectively, representing an increase of $235,000 or 4%. Rental income for the three months ended September 30, 1996 and 1995 was $2,259,000 and $2,153,000, respectively, representing an increase of $106,000 or 5%. The Company's mini-warehouse operations showed increases in rental income of $234,000 and $88,000 for the nine and three months ended September 30, 1996, respectively, compared to the same periods in 1995, primarily due to an increase in rental rates and occupancy levels. The Company's business park operations also showed increases in rental income for the three and nine months ended September 30, 1996 over 1995. The increase in rental income from business park operations was generated by the Company's San Francisco, California business park due to an increase in rental rates. The Company's Torrance, California business park showed a decline in rental income for the nine months ended September 30, 1996 over 1995 due primarily to a decrease in occupancy levels.

     The Company's mini-warehouse operations had weighted average occupancy levels of 94% and 93% for the nine month periods ended September 30, 1996 and 1995, respectively. The Company's business park operations had weighted average occupancy levels of 93% and 96% for the nine month periods ended September 30, 1996 and 1995, respectively.

     Cost of operations (including management fees paid to affiliates and depreciation expense) for the nine months ended September 30, 1996 and 1995 was $3,106,000 and $3,038,000, respectively, representing an increase of $68,000 or 2%. Cost of operations for the three months ended September 30, 1996 and 1995 was $989,000 and $967,000, respectively, representing an increase of $22,000 or 2%. These increases are primarily attributable to increases in payroll expense, advertising and repairs and maintenance costs. The increase in repairs and maintenance costs is primarily due to an increase in snow removal costs associated with higher than normal snow levels experienced at the Company's mini-warehouse properties in the eastern states offset by a decrease in costs associated with storm damage sustained in early 1995 at the Company's Torrance, California business park. The increase in repairs and maintenance costs for the three months ended September 30, 1996 over 1995 is mainly due to an increase in landscaping costs.

     In 1995, the Company prepaid eight months of 1996 management fees on its mini-warehouse operations (based on the management fees for the comparable period during the calendar year immediately preceding the prepayment) discounted at the rate of 14% per year to compensate for early payment. The Company has expensed the prepaid management fees. The amount is included in management fees paid to affiliates in the condensed statements of income. As a result of the prepayment, the Company saved approximately $37,000 in management fees, based on the management fees that would have been payable on rental income generated in the nine months ended September 30, 1996 compared to the amount prepaid.

LIQUIDITY AND CAPITAL RESOURCES.
--------------------------------

     Cash flows from operating activities ($4,548,000 in 1996) and cash reserves were sufficient to meet all current obligations and distributions of the Company during the nine months ended September 30, 1996. Management expects cash flows from operating activities will be sufficient to fund capital expenditures and quarterly distributions.

     In March 1996, the Company obtained an unsecured revolving credit facility with a bank for borrowings up to $2,500,000. Outstanding borrowings on the credit facility which, at the Company's option, bear interest at either the bank's prime rate plus .25% or the bank's LIBOR rate plus 2.25%, will convert to a term loan on December 31, 1998. Interest is payable monthly. Commencing on January 31, 1999, principal will be payable monthly in eleven installments equal to one-forty eighth of the outstanding principal amount of the line of credit on December 31, 1998. On December 31, 1999, the remaining unpaid principal and interest is due and payable. There was no outstanding balance on the credit facility at September 30, 1996.

     On November 12, 1996, the Company's Board of Directors declared a regular quarterly distribution per share of $0.34 payable on January 15, 1997 to shareholders of record on December 31, 1996.

     The Company's Board of Directors has authorized the Company to purchase up to 600,000 shares of Series A common stock. As of September 30, 1996, the Company had repurchased 413,550 shares of Series A common stock, of which 41,000 were purchased in 1996.

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

SUPPLEMENTAL INFORMATION.
-------------------------

         The Company's funds from operations ("FFO") is defined generally by the National Association of Real Estate Investment Trusts as net income before loss on early extinguishment of debt and gain on disposition of real estate, plus depreciation and amortization. FFO for the nine months ended September 30, 1996 and 1995 was $4,384,000 and $4,197,000, respectively. FFO for the three months ended September 30, 1996 and 1995 was $1,587,000 and $1,484,000, respectively. FFO is a supplemental performance measure for equity Real Estate Investment Trusts used by industry analysts. FFO does not take into consideration principal payments on debt, capital improvements, distributions and other obligations of the Company. The only depreciation or amortization that is added to income to derive FFO is depreciation and amortization directly related to physical real estate. All depreciation and amortization reported by the Company relates to physical real estate and does not include any depreciation or amortization related to goodwill, deferred financing costs or other intangibles. FFO is not a substitute for the Company's net cash provided by operating activities or net income computed in accordance with generally accepted accounting principles, as a measure of liquidity or operating performance.

                           PART II. OTHER INFORMATION

ITEMS 1 through 5 are inapplicable.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K.
             ---------------------------------

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




                                          DATED: November 13, 1996




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