Form 10-K/A
period 1995-12-31
PUBLIC STORAGE PROPERTIES XIV INC
filed 1997-02-27
CIK 869624

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                               Amendment No. 2


[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 1995

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 For the transition period from       to
                                           ------  ------

Commission File Number 1-10792
                       -------

                       PUBLIC STORAGE PROPERTIES XIV, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

     California                                            95-4300884
--------------------------------            -----------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)

       701 Western Avenue
       Glendale, California                                         91201-2349
----------------------------------------    -----------------------------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code:  (818) 244-8080
                                                     --------------

           Securities registered pursuant to Section 12(b) of the Act

Common Stock Series A, $.01 par value           American Stock Exchange
-------------------------------------   ----------------------------------------
(Title of each class)                (Name of each exchange on which registered)

           Securities registered pursuant to Section 12(g) of the Act
                                      None
                                 --------------
                                (Title of class)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           ---

                       PUBLIC STORAGE PROPERTIES XIV, INC.

    This Amendment No.2 to Form 10-K for the year ended December 31, 1995 restates Item 6 and 14a in their entirety.

Item 6.  Selected financial data.
         ------------------------

         The following selected historical financial information has been derived from the audited financial statements of the Company and the predecessor Partnership.

                                                                   Year Ended December 31,
                                             -------------------------------------------------------------------
                                              1995            1994           1993           1992           1991
                                             -------        -------         -------       -------         -------
                                                            (In thousands, except per share data)
Operating data:
---------------
REVENUES:
   Rental income                             $8,448         $8,206          $7,749         $7,573         $7,248
   Interest and other income                     52             25              15             39             98
                                             -------        -------         -------       -------         -------
                                              8,500          8,231           7,764          7,612          7,346
                                             -------        -------         -------       -------         -------

EXPENSES:
   Cost of operations                         2,251          2,155           2,141          2,037          1,938
   Management fees paid to affiliates           491            476             449            438            414
   Depreciation and amortization              1,403          1,338           1,264          1,253          1,282
   General and administrative                   241            241             252            328            249
   Environmental cost                           244           -               -              -              -
   Interest expense paid to affiliate          -                 8            -              -              -
   Reorganization costs (1)                    -              -               -              -               368
                                             -------        -------         -------       -------         -------
                                              4,630          4,218           4,106          4,056          4,251
                                             -------        -------         -------       -------         -------
NET INCOME                                   $3,870         $4,013          $3,658         $3,556         $3,095
                                             =======        =======         =======       =======         =======

Net income per Series A share:
  Primary                                     $1.50          $1.52           $1.34          $1.27          $1.02
  Fully diluted                               $1.19          $1.21           $1.08          $1.03          $0.87

Dividends declared per share:
  Series A                                    $1.36          $1.36           $1.36          $1.36          $1.71
  Series B                                    $1.36          $1.36           $1.36          $1.36          $1.71

Weighted average Common shares outstanding:
  Primary- Series A                           2,362          2,431           2,491          2,558          2,656
  Fully diluted- Series A                     3,254          3,323           3,383          3,450          3,548

Other data:
-----------
Net cash provided
  by operating activities                    $5,394         $5,200          $4,972         $4,708         $4,669
Net cash used in investing activities          (370)          (331)           (433)          (309)          (250)
Net cash used in financing activities        (5,615)        (3,874)         (4,948)        (5,326)        (4,605)
Funds from operations (2)                     5,517          5,351           4,922          4,809          4,745
Capital expenditures to maintain
  facilities                                   (370)          (331)           (433)          (309)          (250)

Balance sheet data:
-------------------
Total assets                                $38,794        $40,091         $40,097        $41,357        $43,215
Shareholders' equity                         36,785         38,489          38,345         39,611         41,343

                                        2

(1)  Reorganization  costs  which  primarily  consisted  of  legal,  accounting,
     transfer  taxes,   registration  and  solicitation  fees,  represent  costs
     incurred to reorganize the Partnership into the Company.


(2) Funds from operations (FFO) is defined by the Company, consistent with the definition of FFO by the National Association of Real Estate Investment Trusts (NAREIT), as net income (loss) (computed in accordance with generally accepted accounting principles) before depreciation and extraordinary or non-recurring items. FFO is presented because the Company, as well as many industry analysts, consider FFO to be one measure of the performance of the Company, ie, one that generally reflects changes in the Company's net operating income. FFO does not take into consideration scheduled principal payments on debt and capital improvements. Accordingly, FFO is not necessarily a substitute for the Company's cash flow or net income as a measure of the Company's liquidity or operating performance or ability to pay distributions. Furthermore, the NAREIT definition of FFO does not address the treatment of certain items and all REITs do not treat items the same way in computing FFO. Accordingly, comparisons of levels of FFO among REITs may not necessarily be meaningful.

                       PUBLIC STORAGE PROPERTIES XIV, INC.

                                    INDEX TO
                              FINANCIAL STATEMENTS
                                       AND
                          FINANCIAL STATEMENT SCHEDULE
                                  (Item 14 (a))


                                                                          Page
                                                                      References
                                                                      ----------


Report of Independent Auditors                                              F-1


Financial Statements and Schedule:


 Balance Sheets as of December 31, 1995 and 1994                            F-2

 For each of the three years in the period ended December 31, 1995:

 Statements of Income                                                       F-3

 Statements of Shareholders' Equity                                         F-4

 Statements of Cash Flows                                                   F-5

 Notes to Financial Statements                                        F-6 - F-9

Schedule for the years ended December 31, 1995, 1994 and 1993:

 III  Real Estate and Accumulated Depreciation                      F-10 - F-11




     All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the financial statements or the notes thereto.

                         REPORT OF INDEPENDENT AUDITORS




The Board of Directors and Shareholders
Public Storage Properties XIV, Inc.


We have audited the accompanying balance sheets of Public Storage Properties XIV, Inc. as of December 31, 1995 and 1994, and the related statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the schedule listed in the index at item 14 (a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Public Storage Properties XIV, Inc. at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.







                                                      ERNST & YOUNG LLP


February 27, 1996
Los Angeles, California

                       PUBLIC STORAGE PROPERTIES XIV, INC.
                                 BALANCE SHEETS
                           December 31, 1995 and 1994


                                                                   1995            1994
                                                               ------------     -----------

                                     ASSETS
                                     ------


Cash and cash equivalents                                      $   949,000    $  1,540,000
Rent and other receivables                                          98,000          20,000
Prepaid expenses                                                   329,000          80,000

Real estate facilities at cost:
 Building, land improvements and equipment                      30,575,000      30,280,000
 Land                                                           18,712,000      18,712,000
                                                              ------------      -----------
                                                                49,287,000      48,992,000

     Less accumulated depreciation                             (11,869,000)    (10,541,000)
                                                              ------------      -----------
                                                                37,418,000      38,451,000
                                                              ------------     -----------

         Total assets                                          $38,794,000     $40,091,000
                                                              ============     ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Accounts payable                                              $    824,000    $    349,000
Dividends payable                                                  863,000         904,000
Advance payments from renters                                      322,000         349,000

Shareholders' equity:
  Series A common, $.01 par value,
    3,569,024 shares authorized,
    2,304,218 shares issued and
    outstanding (2,423,618 shares
    issued and outstanding in 1994)                                 23,000          24,000
  Convertible Series B common, $.01 par
    value, 232,762 shares authorized,
    issued and outstanding                                           2,000           2,000
  Convertible Series C common, $.01 par
    value, 659,494 shares authorized,
    issued and outstanding                                           7,000           7,000

  Paid-in-capital                                               40,941,000      42,997,000
  Cumulative income                                             27,859,000      23,989,000
  Cumulative distributions                                     (32,047,000)    (28,530,000)
                                                               ------------     -----------

Total shareholders' equity                                      36,785,000      38,489,000
                                                               ------------     -----------

Total liabilities and shareholders' equity                     $38,794,000     $40,091,000
                                                              ============     ===========



                             See accompanying notes.

                       PUBLIC STORAGE PROPERTIES XIV, INC.
                              STATEMENTS OF INCOME
                       For each of the three years in the
                         period ended December 31, 1995



                                                                  1995                  1994                  1993
                                                              ------------          ------------          ------------
REVENUES:

Rental income                                                   $8,448,000            $8,206,000            $7,749,000
Interest income                                                     52,000                25,000                15,000
                                                              ------------          ------------          ------------
                                                                 8,500,000             8,231,000             7,764,000
                                                              ------------          ------------          ------------

COSTS AND EXPENSES:

Cost of operations                                               2,251,000             2,155,000             2,141,000
Management fees paid to affiliates                                 491,000               476,000               449,000
Depreciation and amortization                                    1,403,000             1,338,000             1,264,000
Administrative                                                     241,000               241,000               252,000
Environmental cost                                                 244,000                     -                     -
Interest expense paid to affiliate                                    -                    8,000                     -
                                                              ------------          ------------          ------------

                                                                 4,630,000             4,218,000             4,106,000
                                                              ------------          ------------          ------------


NET INCOME                                                      $3,870,000            $4,013,000            $3,658,000
                                                              ============          ============          ============

Primary earnings per share-Series A                                  $1.50                 $1.52                 $1.34
                                                              ============          ============          ============

Fully diluted earnings per share-Series A                            $1.19                 $1.21                 $1.08
                                                              ============          ============          ============

Dividends declared per share:
     Series A                                                        $1.36                 $1.36                 $1.36
                                                              ============          ============          ============
     Series B                                                        $1.36                 $1.36                 $1.36
                                                              ============          ============          ============

Weighted average Common shares outstanding:
     Primary- Series A                                           2,361,951             2,430,935             2,491,093
                                                              ============          ============          ============
     Fully diluted- Series A                                     3,254,207             3,323,191             3,383,349
                                                              ============          ============          ============


                             See accompanying notes.
                                       F-3

                       PUBLIC STORAGE PROPERTIES XIV, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                 For each of the three years in the period ended
                                December 31, 1995


                                                                     Convertible        Convertible
                                                 Series A               Series B          Series C
                                          Shares      Amount      Shares    Amount    Shares   Amount
                                         ----------  ---------   --------  -------   -------  --------

Balances at December 31, 1992            2,509,568    $25,000    232,762   $2,000    659,494  $7,000

Net income
Repurchase of shares                       (70,700)    (1,000)

Cash distributions declared:
 $1.36 per share - Series A
 $1.36 per share - Series B
                                         ----------  ---------   --------  -------   -------  --------

Balances at December 31, 1993            2,438,868     24,000    232,762    2,000    659,494   7,000

Net income
Repurchase of shares                       (15,250)      -

Cash distributions declared:
 $1.36 per share - Series A
 $1.36 per share - Series B
                                         ----------  ---------   --------  -------   -------  --------

Balances at December 31, 1994            2,423,618     24,000    232,762    2,000    659,494   7,000

Net income
Repurchase of shares                      (119,400)    (1,000)

Cash distributions declared:
 $1.36 per share - Series A
 $1.36 per share - Series B
                                         ----------  ---------   --------  -------   -------  --------

Balances at December 31, 1995            2,304,218    $23,000    232,762   $2,000    659,494  $7,000
                                         ==========  =========   ========  =======   =======  ========


                                                          Cumulative                         Total
                                            Paid-in          Net           Cumulative     Shareholders'
                                            Capital        Income          Distributions     Equity
                                         -----------      -----------     -------------   -------------

Balances at December 31, 1992             $44,469,000     $16,318,000     ($21,210,000)    $39,611,000

Net income                                                  3,658,000                        3,658,000
Repurchase of shares                       (1,225,000)                                      (1,226,000)

Cash distributions declared:
 $1.36 per share - Series A                                                 (3,381,000)     (3,381,000)
 $1.36 per share - Series B                                                   (317,000)       (317,000)
                                         -----------      -----------     -------------   -------------

Balances at December 31, 1993              43,244,000      19,976,000      (24,908,000)     38,345,000

Net income                                                  4,013,000                        4,013,000
Repurchase of shares                         (247,000)                                        (247,000)

Cash distributions declared:
 $1.36 per share - Series A                                                 (3,305,000)     (3,305,000)
 $1.36 per share - Series B                                                   (317,000)       (317,000)
                                         -----------      -----------     -------------   -------------

Balances at December 31, 1994              42,997,000      23,989,000      (28,530,000)     38,489,000

Net income                                                  3,870,000                        3,870,000
Repurchase of shares                       (2,056,000)                                      (2,057,000)

Cash distributions declared:
 $1.36 per share - Series A                                                 (3,201,000)     (3,201,000)
 $1.36 per share - Series B                                                   (316,000)       (316,000)
                                         -----------      -----------     -------------   -------------

Balances at December 31, 1995            $40,941,000      $27,859,000     ($32,047,000)    $36,785,000
                                         ===========      ===========     =============   =============


                             See accompanying notes.

                       PUBLIC STORAGE PROPERTIES XIV, INC.
                            STATEMENTS OF CASH FLOWS
                       For each of the three years in the
                         period ended December 31, 1995


                                                            1995                  1994                 1993
                                                        ------------           -----------          -----------

Cash flows from operating activities:

 Net income                                              $3,870,000            $4,013,000           $3,658,000

 Adjustments to  reconcile  net
   income to net cash  provided
   by  operating activities:

   Depreciation and amortization                          1,403,000             1,338,000            1,264,000
   (Increase) decrease in rent and
      other receivables                                     (78,000)               (6,000)              57,000
   Increase in prepaid expenses                            (249,000)             -                     (37,000)
   Increase (decrease) in accounts payable                  475,000               (78,000)               6,000
   (Decrease) increase in advance
      payments from renters                                 (27,000)              (67,000)              24,000
                                                        ------------           -----------          -----------

      Total adjustments                                   1,524,000             1,187,000            1,314,000
                                                         ----------            ----------           ----------

      Net cash provided by operating activities           5,394,000             5,200,000            4,972,000
                                                         ----------            ----------           ----------

Cash flows from investing activities:

 Additions to real estate facilities                       (370,000)             (331,000)            (433,000)
                                                         -----------           -----------          -----------

      Net cash used in investing activities                (370,000)             (331,000)            (433,000)
                                                         -----------           -----------          ------------

Cash flows from financing activities:

 Distributions paid to shareholders                      (3,558,000)           (3,627,000)          (3,722,000)
 Advances from affiliate                                    -                     750,000              -
 Repayment of advances from affiliate                       -                    (750,000)             -
 Purchase of Company Series A common stock               (2,057,000)             (247,000)          (1,226,000)
                                                        ------------           -----------          -----------

      Net cash used in financing activities              (5,615,000)           (3,874,000)          (4,948,000)
                                                        ------------           -----------          -----------

Net (decrease) increase in
  cash and cash equivalents                                (591,000)              995,000             (409,000)

Cash and cash equivalents at
  the beginning of the year                               1,540,000               545,000              954,000
                                                        ------------           -----------          -----------

Cash and cash equivalents at
  the end of the year                                   $   949,000            $1,540,000           $  545,000
                                                        ============           ===========          ===========


                             See accompanying notes.
                                       F-5

                       PUBLIC STORAGE PROPERTIES XIV, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1995

1.   DESCRIPTION OF BUSINESS

          Public Storage Properties XIV, Inc. (the "Company") is a California corporation which has elected to qualify as a real estate investment trust ("REIT") for Federal income tax purposes. The Company succeeded to the business of Public Storage Properties XIV, Ltd. (the "Partnership") in a
     reorganization transaction which was effective June 3, 1991 (the "Reorganization").

          The Company owns and operates primarily self-storage facilities and, to a lesser extent, business park facilities containing commercial or industrial spaces.

          The term of the Company is until all properties have been sold and, in any event, not later than December 31, 2038. The bylaws of the Company provide that, during 1997, unless shareholders have previously approved such a proposal, the shareholders will be presented with a proposal to approve or disapprove (a) the sale or financing of all or substantially all of the properties and (b) the distribution of the proceeds from such transaction and, in the case of a sale, the liquidation of the Company.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Income Taxes:

          The Company has and intends to continue to qualify as a REIT, as defined in Section 856 of the Internal Revenue Code (the Code). As a REIT, the Company is not taxed on that portion of its taxable income which is distributed to its shareholders provided that the Company meets the requirements of the Code. The Company believes it is in compliance with these requirements and, accordingly, no provision for income taxes has been made.

     Statements of Cash Flows:

          For  purposes  of  financial  statement   presentation,   the  Company
     considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

     Real Estate Facilities:


          Cost of land includes appraisal and legal fees related to acquisition and closing costs. Buildings, land improvements and equipment reflect costs incurred through December 31, 1995 and 1994 to develop primarily mini-warehouse facilities and to a lesser extent, business park facilities. The mini-warehouse facilities provide self-service storage spaces for lease, usually on a month-to-month basis, to the general public. The buildings and equipment are depreciated on the straight-line basis over estimated useful lives of 25 and 5 years, respectively. Included in depreciation and amortization is amortization of tenant improvements on the Company's business park facilities of $117,000, $85,000 and $36,000 in 1995, 1994, and 1993, respectively.

          In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("Statement 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Statement 121 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company will adopt Statement 121 in 1996 and, based on current circumstances, does not believe the effect of adoption will be material.

          At December 31, 1995, the basis of real estate facilities (excluding land) for Federal income tax purposes (after adjustment for accumulated depreciation of $14,576,000) is $14,757,000.

     Revenue Recognition:

          Property rents are recognized as earned.

     Net Income Per Share:

          Net income per share is based on net income attributable to each series of common shares and the weighted average number of such shares outstanding during the periods presented.

          Net income per share is presented on a primary and fully diluted basis. Primary earnings per share represents the Series A shareholders' rights to distributions out of the respective period's net income, which is calculated by dividing net income after reduction for distributions to the Convertible Series B shareholders (Series C shareholders are not entitled to cash distributions) by the weighted average number of outstanding Series A shares (Note 4). Fully diluted earnings per share assumes conversion of the Convertible Series B and Series C shares into Series A shares.

     Environmental Cost:

          Substantially all of the Company's facilities were acquired prior to the time that it was customary to conduct environmental investigations in connection with property acquisitions. During the fourth quarter of 1995, the Company completed environmental assessments of its properties to evaluate the environmental condition of, and potential environmental liabilities of such properties. These assessments were performed by an independent environmental consulting firm. Based on the assessments, the Company has expensed, as of December 31, 1995, an estimated $244,000 for known environmental remediation requirements. Although there can be no assurance, the Company is not aware of any environmental contamination of any of its property sites which individually or in the aggregate would be material to the Company's overall business, financial condition, or results of operations.

3.   RELATED PARTY TRANSACTIONS

          In 1995, there were a series of mergers among Pubic Storage Management, Inc. (which was the Company's mini-warehouse operator), Public Storage, Inc. and their affiliates (collectively, PSMI), culminating in the November 16, 1995 merger (the "PSMI merger") of PSMI into Storage Equities, Inc. (SEI). In the PSMI merger, Storage Equities, Inc.'s name was changed to Public Storage, Inc. (PSI). B. Wayne Hughes and members of his family (the Hughes Family) are the major shareholders of PSI. PSI has a 95% economic interest and the Hughes family has a 5% economic interest in Public Storage Commercial Properties Group, Inc. (PSCPG).

          The Company has Management Agreements with PSI (as successor-in-interest to PSMI) and PSCPG. Under the terms of the agreements, PSI operates the mini-warehouse facilities and PSCPG operates the business park facilities for fees equal to 6% and 5%, respectively, of the facilities' monthly gross revenue (as defined).


          Each Management Agreement provides that the agreement will expire in February 2002 provided that in February of each year, commencing February 21, 1996, it shall be automatically extended for one year (thereby maintaining a seven-year term) unless either party notifies the other that the Management Agreement is not being extended, in which case it expires, on the first anniversary of its then scheduled expiration date. Each Management Agreement may also be terminated by either party for cause, but if terminated for cause by the Company, the Company retains the rights to use the service marks and related designs until the then scheduled expiration date, if applicable, or otherwise a date seven years after such termination.

          In August 1995, the Management Agreement with PSMI was amended to provide that upon demand from PSI or PSMI made prior to December 15, 1995, the Company agreed to prepay (within 15 days after such demand) up to 12 months of management fees (based on the management fees for the comparable period during the calendar year immediately preceding such prepayment) discounted at the rate of 14% per year to compensate for early payment. In November 1995, the Company prepaid, to PSI, 8 months of 1996 management fees at a cost of $248,000. The amount is included in prepaid expenses in the Balance Sheet at December 31, 1995 and will be amortized as management fee expense in 1996.

          In January 1994, the Company borrowed $750,000 from an affiliate for working capital purposes. The advance, which was repaid in June 1994, bore interest at the prime rate plus .25%. Interest expense of $8,000 was charged to income in 1994 with respect to this advance.

4.   SHAREHOLDERS' EQUITY

          Series A shares are entitled to all distributions of cash from sale or refinancing and participate ratably with the Convertible Series B shares in distributions of cash flow from operations. The Convertible Series C shares (prior to conversion into Series A shares) will not participate in any distributions.

          The Convertible Series B shares and Convertible Series C shares will convert automatically into Series A shares on a share-for-share basis (the "Conversion") when (A) the sum of (1) all cumulative dividends and other distributions from all sources paid with respect to the Series A shares (including liquidating distributions, but not including payments made to redeem such stock other than in liquidation) and (2) the cumulative Partnership distributions from all sources with respect to all units equals
     (B) the product of $20 multiplied by the number of the then outstanding "Original Series A shares". The term "Original Series A shares" means the Series A shares issued in the Reorganization. Through December 31, 1995, the Company has made and declared cumulative cash distributions of approximately $29,382,000 with respect to the Series A shares. Accordingly, assuming no repurchases or redemptions of Series A shares, Conversion will occur when $16,703,000 in additional distributions with respect to the Series A shares have been made.

          Assuming liquidation of the Company at its net book value at December 31, 1995 and 1994, each Series of common shares would receive the following as a liquidating distribution:
                                            1995                       1994
                                        ------------               ------------
        Series A                         $31,178,000                $34,130,000
        Convertible Series B               1,463,000                  1,137,000
        Convertible Series C               4,144,000                  3,222,000
                                        ------------               ------------
        Total                            $36,785,000                $38,489,000
                                         ===========                ===========

          The Series A shares, Convertible Series B shares and Convertible Series C shares have equal voting rights. The holders of the Convertible Series B and Convertible Series C shares have agreed to vote along with the majority of the unaffiliated Series A shareholders on matters other than control of the Company and its business.

          The Company's Board of Directors has authorized the Company to purchase up to 600,000 shares of the Company's Series A common stock. As of December 31, 1995, the Company had purchased and retired 372,550 shares of Series A common stock, of which 119,400 and 15,250 were purchased and retired in 1995 and 1994, respectively.

          For Federal income tax purposes, all distributions declared by the Board of Directors in 1995, 1994 and 1993 were ordinary income.

5.   LEASE AGREEMENTS

          The Company has invested primarily in mini-warehouses which are operated as self-storage facilities. Leases for such space are generally on a month-to-month basis.

          The Company has also invested in office and industrial properties which are operated as business parks. Leases for such space are generally long-term non-cancelable operating leases. At December 31, 1995, the minimum amounts receivable under these non-cancelable leases were as follows:

                    Year                                       Amount
                   -------                                -------------
                    1996                                    $   973,000
                    1997                                        404,000
                    1998                                        191,000
                    1999                                        105,000
                    2000                                         32,000
                                                          -------------
                    Total                                    $1,705,000
                                                          =============
6.   QUARTERLY RESULTS (UNAUDITED)

          The  following  is  a  summary  of  unaudited   quarterly  results  of
     operations:

                                                                Three months ended
                                             ----------------------------------------------------------------
                                             March 1995         June 1995        Sept 1995         Dec. 1995
                                             -----------        ---------        ---------         ---------
  Revenues                                    $2,074,000        $2,136,000       $2,167,000        $2,123,000
                                             -----------        ---------        ---------         ---------
  Expenses                                     1,086,000         1,103,000        1,037,000         1,404,000
                                             -----------        ---------        ---------         ---------
  Net income                                 $   988,000       $ 1,033,000      $ 1,130,000       $   719,000
                                             ===========        ==========       ==========        ==========
  Primary earnings per share- Series A             $0.38             $0.40            $0.45             $0.27
                                             ===========        ==========       ==========        ==========
  Fully diluted earnings per share- Series A       $0.30             $0.32            $0.34             $0.23
                                             ===========        ==========       ==========        ==========

                                                                Three months ended
                                             ----------------------------------------------------------------
                                             March 1994         June 1994        Sept 1994         Dec. 1994
                                             -----------        ---------        ---------         ---------
  Revenues                                    $1,970,000        $2,080,000       $2,108,000        $2,073,000
                                              ----------        ----------       ----------        ----------
  Expenses                                     1,067,000         1,047,000        1,048,000         1,056,000
                                             -----------        ----------       ----------        ----------
  Net income                                 $   903,000       $ 1,033,000      $ 1,060,000       $ 1,017,000
                                             ===========        ==========       ==========        ==========
  Primary earnings per share- Series A             $0.34             $0.39            $0.40             $0.39
                                             ===========        ==========       ==========        ==========
  Fully diluted earnings per share- Series A       $0.27             $0.31            $0.32             $0.31
                                             ===========        ==========       ==========        ==========

                       PUBLIC STORAGE PROPERTIES XIV, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION


                                                                  Initial Cost
                                                              -----------------------
                                                                                           Costs
                                                                         Bldg, Land    subsequent to
    Date                                                                      Imp &      construction
  Completed      Description             Encumbrances          Land       Equipment   (Improvements)
------------  ----------------------     -------------       ----------  ------------- --------------

 Mini-warehouses:
    9/85      Annandale / Backlick               -           $1,109,000    $1,305,000          $54,000
    7/85      Ft Worth / West Freeway            -              436,000     1,117,000           68,000
    8/85      Campbell / S Curtner               -            1,923,000     2,062,000           57,000
    9/85      Aurora / S Idalia                  -            1,237,000     1,849,000          216,000
    11/85     Santa Cruz / Soquel Ave            -              762,000     1,296,000           49,000
    9/85      Indianapolis / Lafayette Road      -              306,000     1,195,000           29,000
    9/85      Indianapolis / Route 31            -              388,000     1,087,000           67,000
    4/86      Farmingdale/ Broad Hollow          -              636,000     1,953,000          168,000
    11/86     Tyson's Corner / Springhill        -            3,777,000     4,248,000           76,000
    2/86      Fountain Valley / Newhope          -            1,329,000     1,850,000           67,000
    2/86      Dallas / Winsted                   -              993,000     1,828,000           48,000
    7/85      Columbia / Broad River Rd          -               53,000       324,000           25,000

Business parks:
    1/86      Torrance II                        -            4,212,000     5,660,000          844,000
    12/86     S San Francisco / Airport          -            1,551,000     2,642,000          351,000
                                         -------------       ----------  -------------  --------------
                                                 -          $18,712,000   $28,416,000       $2,159,000
                                         =============       ==========   ===========   ==============

                       PUBLIC STORAGE PROPERTIES XIV, INC.
                           SCHEDULE III - REAL ESTATE
                          AND ACCUMULATED DEPRECIATION

                                                       Gross Carrying Amount
                                                        At December 31, 1995
                                              --------------------------------------                       Life on Which
                                                                                                          Depreciation in
                                                            Bldg, Land                                     Latest Income
    Date                                                       Imp &                      Accumulated       Statements is
  Completed      Description                   Land          Equipment       Total        Depreciation        Computed
------------  ----------------------         ---------      -----------    ----------     -------------   ----------------

 Mini-warehouses:
    9/85      Annandale / Backlick          $1,109,000      $1,359,000     $2,468,000         ($551,000)    5-25 Years
    7/85      Ft Worth / West Freeway          436,000       1,185,000      1,621,000          (498,000)    5-25 Years
    8/85      Campbell / S Curtner           1,923,000       2,119,000      4,042,000          (876,000)    5-25 Years
    9/85      Aurora / S Idalia              1,237,000       2,065,000      3,302,000          (900,000)    5-25 Years
    11/85     Santa Cruz / Soquel Ave          762,000       1,345,000      2,107,000          (532,000)    5-25 Years
    9/85      Indianapolis / Lafayette R       306,000       1,224,000      1,530,000          (489,000)    5-25 Years
    9/85      Indianapolis / Route 31          388,000       1,154,000      1,542,000          (465,000)    5-25 Years
    4/86      Farmingdale/ Broad Hollow        636,000       2,121,000      2,757,000          (804,000)    5-25 Years
    11/86     Tyson's Corner / Springhil     3,777,000       4,324,000      8,101,000        (1,524,000)    5-25 Years
    2/86      Fountain Valley / Newhope      1,329,000       1,917,000      3,246,000          (743,000)    5-25 Years
    2/86      Dallas / Winsted                 993,000       1,876,000      2,869,000          (730,000)    5-25 Years
    7/85      Columbia / Broad River Rd         53,000         349,000        402,000          (155,000)    5-25 Years

Business parks:
    1/86      Torrance II                    4,212,000      6,544,000      10,756,000       (2,439,000)    5-25 Years
    12/86     S San Francisco / Airport      1,551,000      2,993,000       4,544,000       (1,163,000)    5-25 Years
                                             ---------      -----------    ----------     -------------
                                           $18,712,000    $30,575,000     $49,287,000     ($11,869,000)
                                            ==========      ===========    ==========     =============


                       PUBLIC STORAGE PROPERTIES XIV, INC.
                           REAL ESTATE RECONCILIATION
                            SCHEDULE III (CONTINUED)

(a) The following is a reconciliation of costs and related accumulated depreciation.


                              COSTS RECONCILIATION

                                                                            Years Ended December 31,
                                                         ---------------------------------------------------------------
                                                                 1995                 1994                 1993
                                                         ---------------------------------------------------------------

Balance at the beginning of the period                       $48,992,000          $48,724,000          $48,425,000

Additions during the period:

  Improvements                                                   370,000              331,000              433,000

Deductions during the period:                                    (75,000)             (63,000)            (134,000)
                                                         ---------------------------------------------------------------

Balance at the close of the period                           $49,287,000          $48,992,000          $48,724,000
                                                         ===============================================================



                     ACCUMULATED DEPRECIATION RECONCILIATION


                                                                            Years Ended December 31,
                                                         ---------------------------------------------------------------
                                                                 1995                 1994                 1993
                                                         ---------------------------------------------------------------

Balance at the beginning of the period                       $10,541,000           $9,266,000           $8,151,000

Additions during the period:

  Depreciation                                                 1,403,000            1,338,000            1,249,000

Deductions during the period:                                    (75,000)             (63,000)            (134,000)
                                                         ---------------------------------------------------------------

Balance at the close of the period                           $11,869,000          $10,541,000           $9,266,000
                                                         ===============================================================


(b) The aggregate cost of real estate for Federal income tax purposes is $29,333,000.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       Public Storage Properties XIV, Inc.



Dated:  February 27, 1997              By:/s/David P. Singelyn
                                          -----------------------------
                                          David P. Singelyn
                                          Vice President and
                                           Chief Finanical Officer